Form 10QSB
period 2000-06-30
FUTURUS FINANCIAL SERVICES INC
filed 2000-11-09
CIK 1105936

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period from          to
                                                     --------


                        Futurus Financial Services, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        Georgia                       6711                       58-2485661
-----------------------   ----------------------------   -----------------------
(State of Jurisdiction    (Primary Standard Industrial    (I.R.S. Employer
of Incorporation           Classification Code Number)     Identification No.)
or organization)

281 South Main Street, Suite 105A
Alpharetta, Georgia                                                30009
----------------------------------                       -----------------------
(Address of principal executive                                  (Zip Code)
 offices)

                                  770-667-7899
                                  ------------
                               (Telephone Number)


                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether the issurer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES      NO XX
                                            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     One share of common stock, no par value per share was issued and outstanding as of June 30, 2000. Registrant has recently completed an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on July 14, 2000.

     Transitional Small Business Disclosure Format (check one):  YES     NO XX
                                                                    ---    ---

                        FUTURUS FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL  STATEMENTS

               The financial statements of Futurus Financial Services, Inc. (the "Company") are set forth in the following pages.

                       FUTURUS  FINANCIAL  SERVICES,  INC.
                      (A  DEVELOPMENT  STAGE  CORPORATION)

                                BALANCE  SHEET
                                 (UNAUDITED)

                                JUNE 30, 2000

                                   Assets
                                   ------


Cash                                                           $   1,290

Premises and equipment, net                                      177,014

Other assets                                                      37,978
                                                               ----------

                                                               $ 216,282
                                                               ==========


                  Liabilities and Stockholder's Deficit
                  -------------------------------------

Accounts payable and accrued expenses                          $  64,427

Note payable - line of credit                                    642,078
                                                               ----------

      Total liabilities                                          706,505

Stockholder's deficit:

  Preferred stock, no par value; 2,000,000 shares authorized;          -
    no shares issued and outstanding

  Common stock, no par value; 10,000,000 shares authorized;           10
    1 share issued and outstanding

  Deficit accumulated during the development stage              (490,233)
                                                               ----------

      Total stockholder's deficit                               (490,223)
                                                               ----------

                                                               $ 216,282
                                                               ==========

                     FUTURUS  FINANCIAL  SERVICES,  INC.
                      (A DEVELOPMENT STAGE CORPORATION)

                         STATEMENTS  OF  OPERATIONS
                                (UNAUDITED)

             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
       AND THE PERIOD FROM AUGUST 12, 1999 (INCEPTION) TO JUNE 30, 2000



                           Three Months    Six Months     Cumulative
                              Ended           Ended         Through
                          June 30, 2000   June 30, 2000  June 30, 2000
                          --------------  -------------  -------------

Expenses:
  Legal and consulting    $          962        102,017        192,812

  Officer compensation            98,465        137,471        185,518

  Other operating                 39,423         67,867        111,903
                          --------------  -------------  -------------

      Net loss            $      138,850        307,355        490,233
                          ==============  =============  =============

                           FUTURUS  FINANCIAL  SERVICES,  INC.
                            (A DEVELOPMENT STAGE CORPORATION)

                                STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
            AND THE PERIOD FROM AUGUST 12, 1999 (INCEPTION) TO JUNE 30, 2000



                                                            Six Months     Cumulative
                                                              Ended          Through
                                                          June 30, 2000   June 30, 2000
                                                         ---------------  --------------
Cash flows from operating activities:
  Net loss                                               $     (307,355)       (490,233)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation                                                  210             713
      Change in other assets                                    (24,395)        (37,978)
      Change in accounts payable and accrued expenses            29,405          64,427
                                                         ---------------  --------------

        Net cash used by operating activities                  (302,135)       (463,071)
                                                         ---------------  --------------

Cash flows from investing activities, consisting of
  additions to premises and equipment                          (175,212)       (177,727)
                                                         ---------------  --------------

Cash flows from financing activities:
  Proceeds from line of credit                                  472,078         642,078
  Sale of organization share of common stock                          -              10
                                                         ---------------  --------------

        Net cash provided by financing activities               472,078         642,088
                                                         ---------------  --------------

Net change in cash and cash equivalents                          (5,269)          1,290

Cash and cash equivalents at beginning of period                  6,559               -
                                                         ---------------  --------------

Cash and cash equivalents at end of period               $        1,290           1,290
                                                         ===============  ==============


Supplemental cash flow information:
  Cash paid for interest                                 $       11,843          13,092
                                                         ===============  ==============

                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION
     ------------
     Futurus Financial Services, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Futurus Bank, N.A. (In Organization) (the "Bank"), which will operate in northern Fulton County in the metropolitan Atlanta, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on October 15, 1999. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the first quarter of 2001.

     Operations through June 30, 2000 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

     The Company plans to raise between $9,000,000 and $11,000,000 through an offering of its common stock at $10 per share, of which $8,500,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $2,232,500 of the Company's stock.

     In connection with the Company's formation and initial offering, warrants to purchase shares of common stock at $10.00 per share will be issued to the organizing stockholders. Organizing stockholders who purchase 20,000 or more shares of common stock in the initial offering will receive warrants to purchase one share of common stock for each share they purchase. Organizing stockholders who purchase less than 20,000 shares in the initial offering will receive warrants to purchase one share of common stock for each two shares they purchase. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the initial offering at the initial offering price of $10.00 per share and expire ten years after the date of grant. The Company also intends to reserve 110,000 shares for the issuance of options under an employee incentive stock option plan.

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------
     ORGANIZATION  COSTS
     Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

     DEFERRED OFFERING EXPENSES
     Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

     PRE-OPENING EXPENSES
     Costs incurred for overhead and other operating expenses are included in the current period's operating results.

     PROFORMA NET LOSS PER COMMON SHARE
     Proforma net loss per common share is calculated by dividing net loss by the minimum number of common shares (900,000), which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the six months ended June 30, 2000 was $.34 with a cumulative net loss per share from inception to June 30, 2000 of $.54.

(3)  PREFERRED  STOCK
     ----------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception on August 12, 1999, the Company's principal activities have been related to its organization, the conducting of its initial public offering, and the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter a bank. The OCC and FDIC granted preliminary approval of the application on February 14, 2000 and April 18, 2000, respectively.

     At June 30, 2000, the Company had total assets of $216,282. These assets consisted principally of premises and equipment of $177,014, deferred offering expenses of $34,206 and cash of $1,290.

     The Company's liabilities at June 30, 2000 were $706,505, consisting of advances under a line of credit from a bank of $642,078 and accounts payable and accrued expenses of $64,427. The Company had a stockholder's deficit of $490,223 at June 30, 2000.

     The Company had a net loss of $307,355 for the six months ended June 30, 2000, and $490,233 cumulatively from inception through June 30, 2000, or a pro forma net loss of $.34 per share for the six months ended June 30, 2000 and $.54 per share cumulatively since inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, preparing a Prospectus and filing a Registration Statement with the SEC, selling the common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of the Company, developing prospective business contacts for the Company, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $9,000,000 will be raised in the Offering and used to capitalize the Company and to provide working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimate that the Company's deficit when it opens to be approximately $1,160,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability. The Company has obtained a $1,000,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party.

ITEM 2.   CHANGES  IN  SECURITIES

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d) The Registrant's Registration Statement on Form SB-2 was declared effective on July 14, 2000, which registered 1,100,000 shares of the Registrant's common stock. Therefore, as of the period ended June 30, 2000 for which this Form 10-QSB relates, no offering proceeds had been received by the Registrant.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

     Not applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On June 23, 2000, by written consent by the Registrant's sole shareholder, Michael S. Hug was removed from the Board of Directors as a Class I director and Deborah M. Janicki was removed from the Board of Directors as a Class II director. By the same shareholder action, Mr. Hug was elected to serve on the Registrant's Board of Directors as a Class II director and Ms. Janicki was elected to serve on the Board of Directors as a Class I director. All other directors, and the term of their directorships, remained unchanged.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following exhibits are filed with or incorporated by reference into this Form 10-QSB pursuant to Item 601 of Regulation S-B:

Exhibit
  No.                              Description
------                             -----------

4.1 Registrant hereby incorporates by reference exhibits 3.1 (the Registrant's article's of incorporation), 3.2 (the Registrant's bylaws) and 4.1 (specimen stock certificate of the Registrant's common stock) of its Registration Statement on Form SB-2, as amended (File No. 333-30144).

10.1 Registrant hereby incorporates by reference exhibits 10.1 through 10.15 of its Registration Statement on Form SB-2, as amended (File No. 333-30144).

27.1                Financial Data Schedule (for SEC use only).

--------------------

     (b)     Reports  on  form  8-K
             None.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FUTURUS  FINANCIAL  SERVICES,  INC.



                              By:
                                 -----------------------------------------------
                                 William  M.  Butler
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


                              By:
                                 -----------------------------------------------
                                 Chief  Financial  Officer
                                 (Principal Financial and Accounting Officer)