Form 10QSB
period 2000-09-30
FUTURUS FINANCIAL SERVICES INC
filed 2000-11-13
CIK 1105936

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                        Futurus Financial Services, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        Georgia                        6711                    58-2485661
-------------------------    -------------------------    ----------------------
 (State of Jurisdiction         (Primary Standard          (I.R.S. Employer
   of Incorporation          Industrial Classification     Identification  No.)
   or organization)               Code  Number)

281  South  Main  Street,  Suite  105A
Alpharetta,  Georgia                                             30004
---------------------------------------                -------------------------
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

                                 YES      NO XX
                                            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     One share of common stock, no par value per share was issued and outstanding as of September 30, 2000. Registrant has recently registered an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on July 14, 2000.

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


                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

                                     Assets
                                     ------



Cash                                                           $   13,867

Premises and equipment, net                                       228,420

Other assets                                                       58,978
                                                               -----------

                                                               $  301,265
                                                               ===========


                      Liabilities and Stockholder's Deficit
                      -------------------------------------

Accounts payable and accrued expenses                          $   66,317

Note payable - line of credit                                     973,100
                                                               -----------

      Total liabilities                                         1,039,417
                                                               -----------

Stockholder's deficit:

  Preferred stock, no par value; 2,000,000 shares authorized;           -
    no shares issued and outstanding

  Common stock, no par value; 10,000,000 shares authorized;            10
    1 share issued and outstanding

  Deficit accumulated during the development stage               (738,162)
                                                               -----------

      Total stockholder's deficit                                (738,152)
                                                               -----------

                                                               $  301,265
                                                               ===========


                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
      AND THE PERIOD FROM AUGUST 12, 1999 (INCEPTION) TO SEPTEMBER 30, 2000



                           Three Months     Nine Months      Cumulative
                               Ended           Ended          Through
                          Sept. 30, 2000   Sept. 30, 2000  Sept. 30, 2000
                          ---------------  --------------  --------------
Expenses:
  Legal and consulting    $        60,792         162,809         253,604

  Officer compensation             81,565         219,036         267,083
  Other operating                 105,572         173,439         217,475
                          ---------------  --------------  --------------

    Net loss              $       247,929         555,284         738,162
                          ===============  ==============  ==============

                               FUTURUS FINANCIAL SERVICES, INC.
                               (A DEVELOPMENT STAGE CORPORATION)

                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
             AND THE PERIOD FROM AUGUST 12, 1999 (INCEPTION) TO SEPTEMBER 30, 2000


                                                             Nine Months         Cumulative
                                                                Ended              Through
                                                          September 30, 2000   March 31, 2000
                                                         --------------------  ---------------
Cash flows from operating activities:
  Net loss                                               $          (555,284)       (738,162 )
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation                                                       630            1,133
      Change in other assets                                         (45,395)         (58,978)
      Change in accounts payable and accrued expenses                 31,295           66,317
                                                         --------------------  ---------------

        Net cash used by operating activities                       (568,754)        (729,690)
                                                         --------------------  ---------------

Cash flows from investing activities, consisting of
  additions to premises and equipment                              ( 227,038)       ( 229,553)
                                                         --------------------  ---------------

Cash flows from financing activities:
  Proceeds from line of credit                                       803,100          973,100
  Sale of organization share of common stock                               -               10
                                                         --------------------  ---------------

        Net cash provided by financing activities                    803,100          973,110
                                                         --------------------  ---------------

Net change in cash and cash equivalents                                7,308           13,867

Cash and cash equivalents at beginning of period                       6,559                -
                                                         --------------------  ---------------

Cash and cash equivalents at end of period               $            13,867           13,867
                                                         ====================  ===============


Supplemental cash flow information:
  Cash paid for interest                                 $            29,700           30,949
                                                         ====================  ===============

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

     Operations  through  September 30, 2000 relate primarily to expenditures by
     the  organizers  for   incorporating   and  organizing  the  Company.   All
     expenditures by the organizers are considered expenditures of the Company.

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

     PROFORMA  NET  LOSS  PER  COMMON  SHARE
     Proforma net loss per common share is calculated by dividing net loss by the minimum number of common shares (900,000), which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the nine months ended September 30, 2000 was $.62 with a cumulative net loss per share from inception to September 30, 2000 of $.82.

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

     At September 30, 2000, the Company had total assets of $301,265. These assets consisted principally of premises and equipment of $228,420, deferred offering expenses of $55,206 and cash of $13,867.

     The Company's liabilities at September 30, 2000 were $1,039,417, consisting of advances under a line of credit from a bank of $973,100 and accounts payable and accrued expenses of $66,317. The Company had a stockholder's deficit of $738,152 at September 30, 2000.

     The Company had a net loss of $555,284 for the nine months ended September 30, 2000, and $738,162 cumulatively from inception through September 30, 2000, or a pro forma net loss of $.62 per share for the nine months ended September 30, 2000 and $.82 per share cumulatively since inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, preparing a Prospectus and filing a Registration Statement with the SEC, selling the common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of the Company, developing prospective business contacts for the Company, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $9,000,000 will be raised in the Offering and used to capitalize the Company and to provide working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimate that the Company's deficit when it opens to be approximately $1,160,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability. The Company has obtained a $1,200,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

                           PART II.  OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party.

ITEM  2.  CHANGES  IN  SECURITIES

     (a)  Not  applicable.

     (b)  Not  applicable.

     (c)  Not  applicable.

     (d) The Registrant's Registration Statement on Form SB-2 was declared effective on July 14, 2000, which registered 1,100,000 shares of the Registrant's common stock. Therefore, as of the period ended September 30, 2000 for which this Form 10-QSB relates, no offering proceeds had been received by the Registrant.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) Exhibits. The following exhibits are filed with or incorporated by reference into this Form 10-QSB pursuant to Item 601 of Regulation S-B:

Exhibit
   No.                              Description
------                              -----------

3.1               Articles  of  Incorporation,  as  amended  and  restated*
3.2               Bylaws*
4.1               Specimen  Common  Stock  Certificate*
4.2 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of Futurus Financial Services, Inc.'s common stock

10.1 Lease Agreement by and between Futurus Financial Services, Inc. and Pioneer Real Estate Development, Inc. dated March 9, 2000 and entered into on March 14, 2000 (permanent facility)*

10.2 Lease Agreement by and between Futurus Financial Services, Inc. and Daniel B. Cawart d/b/a Alpharetta Square Shopping Center dated February 15, 2000 (temporary facility)*

10.3 Promissory Note dated August 23, 1999 executed by Futurus Financial Services, Inc. and accepted by The Bankers Bank, Atlanta, Georgia, and form of Commercial Guaranty*

10.4              Form  of  Futurus Financial Services, Inc. Organizers' Warrant
                  Agreement*

10.5              Futurus Financial Services, Inc. 2000  Stock  Incentive  Plan*

10.6 Project Development and Construction Agreement dated September 28, 1999 and accepted October 2, 1999 by and between Futurus Financial Services, Inc. and KDA Financial, Inc.*

10.7 Project Agreement dated November 30, 1999 by and between Futurus Financial Services, Inc. and The Compass Group d/b/a Stern Marketing Group*

10.8 Amended and Restated Employment Agreement dated as of August 20, 2000 by and between Futurus Bank, N.A. (In Organization), Futurus Financial Services, Inc. and William M. Butler*

10.9 Form of Employment Agreement by and between Futurus Bank, N.A. (In Organization), Futurus Financial Services, Inc. and
                  R.  Wesley  Fuller*

10.10             Form of Employment Agreement by and between Futurus Bank, N.A.
                  (In Organization), Futurus Financial Services, Inc. and Suzanne T. Phipps*

10.11 Promissory Note dated February 11, 2000 executed by Futurus Financial Services, Inc. and accepted by The Bankers Bank, Atlanta, Georgia, and form of Commercial Guaranty*

10.12             Letter  of  Agreement  dated  March  14,  2000  by and between
                  Futurus  Financial  Services,  Inc.  and  KDA Financial, Inc.*

10.13 Project Agreement dated March 10, 2000 by and between Futurus Financial Services, Inc. and The Compass Group d/b/a Stern Marketing Group*

10.14 Promissory Note dated June 5, 2000 executed by Futurus Financial Services, Inc. and accepted by The Bankers Bank, Atlanta, Georgia, and form of Commercial Guaranty*

10.15             Form  of  Escrow  Agreement*

27.1              Financial  Data  Schedule  (for  SEC  use  only).

------------------
     * Registrant hereby incorporates by reference to the exhibits of identical index number filed with, and made a part of, Registrant's Registration Statement on Form SB-2, as amended (File No. 333-30144).


     (b)     Reports  on  form  8-K
             None.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURUS  FINANCIAL  SERVICES,  INC.



                                         By:
                                             -----------------------------------
                                             William  M.  Butler
                                             President, Chief  Executive Officer
                                               and  Director
                                             (Principal  Executive  Officer)




                                         By:
                                             -----------------------------------
                                             R.  Wesley  Fuller
                                             Chief  Financial  Officer
                                             (Principal Financial and Accounting
                                                Officer)