Form 10KSB
period 2000-12-31
FUTURUS FINANCIAL SERVICES INC
filed 2001-04-02
CIK 1105936

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  fiscal  year  ended  DECEMBER  31,  2000
                          -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  ______________to  _______________

     Commission  file  number  ______
                               ------

                        FUTURUS FINANCIAL SERVICES, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

             Georgia                                             58-2485661
  --------------------------------                          -------------------
  (State  or other jurisdiction of                           (I.R.S. Employer
  incorporation  or  organization)                          Identification No.)

281  South  Main  Street  Suite 105-A, Alpharetta, Georgia         30009
----------------------------------------------------------  -------------------
        (Address  of  Principal  Executive  Offices)             (Zip Code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     NONE.

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:     NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes X         No
                                                               ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $0
                                                                  --

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date  within  the  past  60  days:  N/A*
                                               ----

     * Although the Registrant's Initial Public Offering closed as of March 16, 2001, shares have not yet been issued. Based on subscriptions received, we expect the aggregate market value of voting common equity held by non-affiliates to be approximately $3,263,150.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 16, 2001, one share of
                                              ----------------------------------
the  Registrant's  common  stock,  no  par  value  per  share,  was outstanding.
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Annual Report to Shareholders for fiscal year ended December 31, 2000 is incorporated by reference into Part II.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                                         TABLE OF CONTENTS


PART I
ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . .   16
PART II.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .   16
ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  18
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . . . . .   18
ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . .   22
ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . . . . . . . . . . . . . .   23

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

          Various matters discussed in this document and in documents incorporated by reference herein may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Futurus Financial Services, Inc. ("Futurus Financial Services" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend,' "plan," "believe," "seek,' "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     -    The  effects  of  future  economic  conditions;

     - Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     - The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

     - The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

     - The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.


                        FUTURUS FINANCIAL SERVICES, INC.

          Futurus Financial Services, Inc. is a Georgia corporation that was incorporated on August 12, 1999 to organize and serve as the holding company for Futurus Bank, N.A.,(the "Bank") a national bank in organization. Futurus Bank will operate as a community bank emphasizing personalized banking relationships with individuals and businesses predominantly located in the northern part of Georgia's Fulton County, which includes the communities of Alpharetta, Windward, Roswell, Northridge and Sandy Springs.

          On February 14, 2000 we received preliminary approval from the Office of the Comptroller of the Currency to organize Futurus Bank as a national bank in Alpharetta, Georgia. In our application to the Office of the Comptroller of the Currency, we indicated that we anticipated raising at least $9 million in capital and investing approximately $8.5 million in Futurus Bank. On December 18, 2000, we filed an amendment to our application to reflect changes in the number of shares to be sold in this offering and, therefore, in the amount of capital to be invested in Futurus Bank. The amended application indicates that we expect to invest $7.0 million in Futurus Bank and to raise at least $7.5 million in capital as a result of this offering. On February 12, 2001 the Office of the Comptroller of the Currency approved the capitalization of the bank with $7.5 million, which requires us to raise $8 million in our initial public offering of our common stock.

          In order to receive final approval of our application to organize Futurus Bank, we will also be required to receive FDIC approval of our application for deposit insurance and implement appropriate banking policies and procedures. On April 18, 2000 we received preliminary approval from the FDIC for deposit insurance, and on April 28, 2000 we received approval from the Federal Reserve to become a bank holding company and to acquire all of the capital stock of Futurus Bank. After receiving final regulatory approvals, we anticipate beginning operations at a temporary facility in late first quarter or early second quarter of 2001, and we expect to move to our permanent facility in the fourth quarter of 2001.

                                  FUTURUS BANK

GENERAL

          We plan to offer a full array of banking products and services through high quality, personalized delivery systems. Futurus Bank's lending services will include consumer loans, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. Futurus Bank will offer a broad base of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We will also provide additional services like ATM cards, debit cards, travelers checks, direct deposit, automatic transfers and courier services for targeted commercial clients. We intend to offer our services through a variety of delivery systems including online banking, automated teller machines, telephone banking and, in the future, additional branch offices.

PHILOSOPHY

          Our management philosophy is to deliver superior service to our clients and to create a banking experience that motivates them to tell others about Futurus Bank. As part of our marketing effort, we will employ a "high tech, high touch" theme to emphasize our commitment to complement our client-oriented service approach with user-friendly technologies. We believe that this philosophy, encompassing the service aspects of community banking with the perceived convenience of larger banks, will distinguish Futurus Bank from its competitors.

MARKET  AREA  AND  COMPETITION

          The boundaries for Futurus Bank's initial primary service area are represented by the Fulton County/Forsyth County and Cherokee County lines to the north, the Fulton County/Gwinnett County line to the east, Interstate 285 to the south, and the Fulton County/Cobb County line to the west. Accordingly, the primary service area represents a geographic area that includes the Alpharetta, Windward, Roswell, Sandy Springs and Northridge communities in northern Fulton County.

          The Bank will compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds serving the initial primary service area described above, as well as other financial institutions and financial service providers operating on a regional, national, or international basis, many of which have equal or greater financial or banking-related resources than the Company or the Bank. Additionally, two new start-up banks have established operations within our primary service area since 1998. Although community banks and thrifts operating within our market area will compete directly with Futurus Bank for banking products and services, none of these community banking institutions has a location within approximately three miles of our proposed main office site. As a result, we believe that we have an opportunity to bring community banking to an underserved, local market.

LOAN  PORTFOLIO

          LENDING POLICY. Once we begin our banking operations, we will offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small- to medium-sized businesses and professional concerns. We will compete for these loans with competitors who are well established in the northern Fulton County area and have greater resources and lending limits. As a result, we may initially have to offer more flexible pricing and terms to attract borrowers.

          We estimate that Futurus Bank's loan portfolio will be comprised of the following:

LOAN CATEGORY                              RATIO
--------------                             -----
Commercial loans. . . . . . . . . . . . .  60%

Real estate related loans . . . . . . . .  30%

Consumer loans. . . . . . . . . . . . . .  10%

Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other. Additionally, Futurus Bank plans to avoid concentrations of loans to a single industry or secured by a particular type of collateral.

          LOAN APPROVAL AND REVIEW. Futurus Bank's loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or Futurus Bank's Loan Committee will determine whether to approve the loan request. Futurus Bank will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

          LENDING LIMITS. Futurus Bank's lending activities will be subject to a variety of lending limits imposed by federal law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, Futurus Bank will be able to loan any one borrower a maximum amount equal to either:

-    15%  of  Futurus  Bank's  capital  and  surplus;  or

- 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

          Based on its proposed capitalization and projected pre-opening expenses, Futurus Bank's initial legal lending limit will be approximately $975,000 for loans not fully secured plus an additional $650,000, or a total of approximately $1,625,000, for loans that meet the federal guidelines. These legal limits will increase or decrease as Futurus Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. Our management team has adopted an internal lending limit of $875,000, which will initially be lower than the applicable legal limit. However, based on either our internal lending limit or our legal lending limit, Futurus Bank will need to sell participations in its loans to other financial institutions in order to meet all of the lending needs of our clients requiring extensions of credit above these limits.

          CREDIT RISKS. The principal economic risk associated with each category of loans that Futurus Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

          The well established financial institutions in the northern Fulton County market are likely to make proportionately more loans to medium- to large-sized businesses than Futurus Bank will make. Many of Futurus Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

          COMMERCIAL LOANS. We expect that loans for commercial purposes in various lines of businesses will be one of the primary components of Futurus Bank's loan portfolio. The terms of these loans will vary by purpose and by type of underlying collateral, if any. Futurus Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 80% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

          REAL ESTATE LOANS. Futurus Bank will make commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where Futurus Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

     - COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 60 months. Futurus Bank will generally charge an origination fee of one percent. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Futurus Bank generally will require personal guarantees from the principal owners of the property supported by a review by Futurus Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Futurus Bank will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     - CONSTRUCTION AND DEVELOPMENT LOANS. We will make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 75%. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or independent appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     - RESIDENTIAL REAL ESTATE. Futurus Bank's residential real estate loans will consist of residential second mortgage loans and residential construction loans only. We will offer fixed and variable rates on our mortgages with the amortization of second mortgages generally not exceeding 15 years and the rates generally not being fixed for over 60 months. These loans will be made in accordance with Futurus Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 95%. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

          CONSUMER LOANS. Futurus Bank will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 38% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in the Futurus Bank market.

INVESTMENTS

          In addition to loans, Futurus Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. Futurus Bank may also invest in FDIC insured certificates of deposit. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Asset and Liability Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to Futurus Bank's policy as set by the board of directors.

ASSET  AND  LIABILITY  MANAGEMENT

          The Asset and Liability Committee will manage Futurus Bank's assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that Futurus Bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

DEPOSIT  SERVICES

          Futurus Bank will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, Futurus Bank will employ an aggressive marketing plan in its overall service area and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, Futurus Bank's primary market area. Futurus Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. In order to attract its initial deposit base, Futurus Bank may offer higher interest rates on various deposit accounts.

                                    EMPLOYEES

          At December 31,2000, the Bank employed four full-time employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

          Both the Company and the Bank are or will be subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

FUTURUS  FINANCIAL  SERVICES

          Since Futurus Financial Services is expected to own all of the capital stock of the Bank, it will be a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company will be primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

          ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring  all  or  substantially  all  of  the assets of any bank; or

     -    merging  or  consolidating  with  any  other  bank  holding  company.

          Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

          Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

          CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations also provide for a procedure to challenge this rebuttable control presumption.

     PERMITTED ACTIVITIES. Unless we qualify and elect to become a financial holding company, we will be generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     -    Banking  or  managing  or  controlling  banks;  and

     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

          Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring  accounts  receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing  personal  or  real  property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust  company  functions;

     -    Financial  and  investment  advisory  activities;

     -    Conducting  discount  securities  brokerage  activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing  specified  management consulting and counseling activities;

     -    Performing  selected  data  processing  services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing  selected  insurance  underwriting  activities.

          Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending,  trust  and  other  banking  activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing  financial,  investment,  or  advisory  services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting,  dealing  in  or  making  a  market  in  securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant  banking  through  securities  or  insurance  affiliates; and

     -    Insurance  company  portfolio  investments.

          To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity.

          SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company will be expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FUTURUS  BANK,  N.A.

          Since the Bank is expected to be chartered as a national bank, it will be primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency will regularly examine the Bank's operations and will have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also will have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, we expect that the Bank's deposits will be insured by the FDIC to the maximum extent provided by law. The Bank will also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

          BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, national banks may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, national banks may acquire branches of existing banks located in Georgia. National or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

          Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

          PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

          An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

          FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

          The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

          COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank's expecting banking activities. Under the Gramm-Leach-Bliley Act, a bank with aggregate assets of less than $250 million is subject to a Community Reinvestment Act examination only once every 60 months if it receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory.
Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

          OTHER REGULATIONS. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. We anticipate that the Bank's loan operations will also be subject to federal laws applicable to credit transactions, such as:

     - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The  deposit  operations  of  the  Bank  will  be  subject  to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL  ADEQUACY

          The Company and the Bank will be required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are expected to be less than $150 million threshold, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank will also be subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

          The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

          Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Futurus Bank, N.A.-Prompt Corrective Action."

PAYMENT  OF  DIVIDENDS

          The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are future dividends that the Bank may pay to its sole shareholder, the Company. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

          The Bank will be required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends is the total of all dividends declared by the Bank's board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

          The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Futurus Bank, N.A.-Prompt Corrective Action" above.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

          The Company and the Bank will be subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a  bank's  loans  or  extensions  of  credit  to  affiliates;

     -    a  bank's  investment  in  affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

          The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank will also be required to comply with other provisions designed to avoid the taking of low-quality assets.

          The  Company  and  the  Bank will also be subject to the provisions of
Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

          The Bank will also be subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

          Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

          New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICES

          Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

          The Bank has not yet opened for business. As a result, the Company's historical financial information is limited and is insufficient to cause the selected statistical information required under Guide 3 of the Securities Act to be meaningful. Consequently, the selected statistical information has been omitted. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 and "Part II-Item 7. Financial Statements" on page 18.


ITEM  2.  DESCRIPTION  OF  PROPERTIES

          Our main office will be located on a leased 1.35 acre site that is one-half mile west of Georgia Highway 400 on Windward Parkway. The proposed facility will be a 7,100 square foot building with three drive-up lanes and one drive-up ATM. We anticipate that construction of our main office will begin early in the second quarter of 2001. Until our main office is completed, we plan to begin our operations in a temporary facility that will be located approximately three miles from our permanent site. The Bank will initially be located at 281 South Main Street, Suite 105-A, Alpharetta, Georgia. We anticipate that construction of our permanent facility will begin once Futurus Bank opens, with $450,000 of the estimated $1.5 million construction costs being funded by the landlord, Pioneer Real Estate Development, Inc. After Futurus Bank is capitalized, it will assume our lease with Pioneer and will pay the remaining balance of the construction costs. The term of the office lease is 12 years, with two five-year renewal options with initial monthly rent being $14,312.50. In connection with the leased property, Futurus Financial Services will pay an initial rental agency commission to The Myrick Company in the amount of $14,312.50, and is further obligated to pay The Myrick Company 5% of all remaining rents, due monthly as rent is paid. The Myrick Company is a real estate brokerage firm that we retained to locate the site for our permanent facility and is unaffiliated with Futurus Financial Services, our directors and executive officers. Our obligation to The Myrick Company will be assumed by Futurus Bank. The Bank's primary facility will also be the location of the Company's executive offices. The facility is projected to be completed in late 2001 and is being financed by the Company's initial capitalization of the Bank. As a result, the property is free from any mortgage liens or encumbrances.

          Other than the Bank's primary facility described in the preceding paragraph and the real estate-related loans expected to be funded by the Bank as previously described in "-Item 1. Description of Business -Loan Portfolio" on page 5, the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM  3.  LEGAL  PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

                                     PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          No securities of Futurus Financial Services, Inc. were sold or issued in 2000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL  AND  PLAN  OF  OPERATION

          The Company was organized on August 12, 1999, and from that date until the present, its principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

          On February 14, 2000 we received preliminary approval from the Office of the Comptroller of the Currency to organize Futurus Bank as a national bank in Alpharetta, Georgia. In our application to the Office of the Comptroller of the Currency, we indicated that we anticipated raising at least $9 million in capital and investing approximately $8.5 million in Futurus Bank. On December 18, 2000, we filed an amendment to our application to reflect changes in the number of shares to be sold in this offering and, therefore, in the amount of capital to be invested in Futurus Bank. The amended application indicates that we expect to invest $7.0 million in Futurus Bank and to raise at least $7.5 million in capital as a result of this offering. On February 12, 2001 the Office of the Comptroller of the Currency approved the capitalization of the bank with $7.5 million, which requires us to raise $8 million in our initial public offering of our common stock.

          In order to receive final approval of our application to organize Futurus Bank, we will also be required to receive FDIC approval of our application for deposit insurance and implement appropriate banking policies and procedures. On April 18, 2000 we received preliminary approval from the FDIC for deposit insurance, and on April 28, 2000 we received approval from the Federal Reserve to become a bank holding company and to acquire all of the capital stock of Futurus Bank. After receiving final regulatory approvals, we anticipate beginning operations at a temporary facility in late first quarter or early second quarter of 2001, and we expect to move to our permanent facility in the fourth quarter of 2001.

FINANCIAL  CONDITION  AT  DECEMBER  31,  2000

          Total assets at December 31, 2000 were $2,356,000, principally composed of $1,830,000 in restricted cash, $19,000 in cash and cash equivalents, $297,000 in fixed assets, and $210,000 in deferred offering expenses and other assets. These assets are funded by $1,367,000 in borrowed funds and $1,830,000 in subscribers' deposits.

RESULTS  OF  OPERATIONS

          The Company's net loss was $657,000 for the year ended December 31, 2000.

          Expenses for fiscal year 2000 totaled $657,000 and primarily consisted of salaries and employee benefits of $333,000, interest on borrowed funds of $61,000 and other operating expenses of $264,000. Some of the most significant amounts of other operating expenses were for professional fees.

          No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit depends heavily on future taxable income. For more information about the tax attributes of the Company at December 31, 2000, see note 6 to the Company's audited financial statements provided in exhibit
99.1  to  this  Annual  Report  on  Form  10-KSB.

LIQUIDITY

          The Company must maintain a certain portion of its assets in funds that are readily available to pay current liabilities. Cash and cash equivalents totaled $19,000 at December 31, 2000. For the year ended December 31, 2000, cash outflows from operations totaled $595,000, while outflows from investing activities totaled $506,000. For more detailed information about the cash sources and uses for the period ended December 31, 2000, see the Statement of Cash Flows included in the Company's audited financial statements provided in exhibit  99.1  to  this  Annual  Report  on  Form  10-KSB.

CAPITAL  RESOURCES

          Since Futurus Financial Services has been in the organizational stage, funding has been provided primarily by a $1.2 million line of credit from The Bankers Bank, subscribers' deposits and advances from organizers. Advances from The Bankers Bank line of credit outstanding at December 31, 2000 totaled $1,194,000, subscribers' deposits totaled $1,830,000 and funds due to organizers totaled $90,000.

ITEM 7.  FINANCIAL  STATEMENTS

          The following financial statements are included in exhibit 99.1 to this Annual Report on Form 10-KSB, and are incorporated herein by reference:
               1.   Report  of  Independent  Certified  Public  Accountants
               2.   Balance  Sheets  as  of  December  31,  2000  and  1999
               3. Statements of Operations for the year ended December 31, 2000, the period from August 12, 1999 to December 31, 1999 and the period from August 12, 1999 to December 31, 2000
               4. Statements of Changes in Stockholders' Deficit for the year ended December 31, 2000, the period from August 12, 1999 to December 31, 1999 and the period from August 12, 1999 to
                    December  31,  2000
               5. Statements of Cash Flows for the year ended December 31, 2000, the period from August 12, 1999 to December 31, 1999 and the period from August 12, 1999 to December 31, 2000
               6.   Notes  to  Financial  Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2000, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                                                 YEAR      POSITION WITH FUTURUS FINANCIAL SERVICES AND
NAME                                    AGE     ELECTED    BUSINESS EXPERIENCE FOR PAST FIVE YEARS
--------------------------------------  ---  ------------  -------------------------------------------------
CLASS I DIRECTORS:
William M. Butler                        43          1999  President and Chief Executive Officer, Futurus
                                                           Financial Services; former Senior Vice President
                                                           and Senior Lender, Charter Bank & Trust; former
                                                           Consultant, Pinnacle Consulting Group; former
                                                           Vice President, Caldwell-Spartin; former Senior
                                                           Vice President, Bank South.

C. Parke Day                             35          1999  Secretary of Futurus Financial Services; Owner
                                                           and Manager, Parke Day Properties

Nathan E. Hardwick, IV                   35          1999  Managing Partner, Jackson & Hardwick law firm

Deborah M. Janicki                       47          1999  Senior Vice President and Co-owner, Real Estate
                                                           Financial Services, Inc.

CLASS II DIRECTORS:
Michael S. Hug                           42          1999  Managing Partner, Zaic-Hug & Associates, LLC

Gregory A. Janicki                       48          1999  Chairman of the Board of Directors, Futurus
                                                           Financial Services; President and Co-owner, Real
                                                           Estate Financial Services, Inc.

CLASS III DIRECTORS:
Donald S. Shapleigh, Jr.                 52          1999  Executive Vice President of Sales, Directo, Inc.;
                                                           President/COO, NetB@nk, Inc.

Danny L. Tesney                          43          1999  Treasurer of Futurus Financial Services; Real
                                                           Estate Investor and Sales Agent

Joel P. Weinbach                         36          1999  Partner, Silicon Stemcell; former Vice President,
                                                           IKON Office Solutions; former Vice President,
                                                           The Computer Group, Inc.

EXECUTIVE OFFICERS NOT ALSO DIRECTORS:
R. Wesley Fuller                         40                Chief Financial Officer of Futurus Financial
                                                           Services; former Executive Vice President,
                                                           Premier Bank; former First Vice President,
                                                           Central & Southern Bank

Suzanne T. Phipps                        35                Chief Credit Officer of Futurus Financial
                                                           Services; former Credit Risk Officer, Bank of
                                                           America

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM 10. EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

          SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2000 and 1999, since the Company's inception in August 1999, to its chief executive officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
                           --------------------------------------
                                                    OTHER ANNUAL
                     YEAR  SALARY ($)  BONUS ($)  COMPENSATION ($)
                     ----  ----------  ---------  ----------------
William M. Butler,   2000    120,000           0              0(2)
President and Chief
Executive Officer .  1999   48,047(1)          0              0(2)
-------------------

(1) Reflects the period of time from August 20, 1999 through December 31, 1999, during which time Mr. Butler was classified as an independent contractor.

(2) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the regulations promulgated by the Securities and Exchange Commission.

EMPLOYMENT  AGREEMENT

          Effective August 20, 1999, Futurus Financial Services and Futurus Bank entered into a three-year employment agreement with William M. Butler regarding Mr. Butler's employment as our president and chief executive officer. Under the terms of the agreement, Mr. Butler receives a salary of $120,000 per year, plus benefits, and may be entitled to receive annual bonus compensation as awarded by the Compensation Committee based on Futurus Bank's earnings. For Mr. Butler to be eligible for any annual performance bonuses, Futurus Bank must first:

- receive a "satisfactory" or better rating by the OCC in its most current OCC Report of Supervisory Activity with a Uniform Financial Institution Rating of not less than "2";

- receive a classification rating of "adequately capitalized" or better, as defined by OCC regulations;

-    be  in  operation  for  more  than  one  year;  and

-    become  and  remain  profitable  as  of  its  most  recent fiscal year-end.

Once eligible, Mr. Butler may receive an annual performance bonus in an amount up to 25% of his base salary for meeting or exceeding the board of director's annual plan for Futurus Bank. Furthermore, based on the same eligibility criteria, Mr. Butler may receive a separate bonus in an amount equal to 15% of Futurus Bank's pre-tax profits, up to 25% of his base salary.

          Mr. Butler's agreement also provides that Futurus Financial Services will grant Mr. Butler an incentive stock option to purchase 25,000 shares of our common stock at an exercise price of $10.00 per share. Mr. Butler's option will be issued under our stock incentive plan after the Bank begins its operations, which is expected to be in the second quarter of 2001. Mr. Butler's option will generally become exercisable in equal one-fifth annual increments over a five-year period beginning on the one-year anniversary after July 14, 2000, the date on which the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission.

          At the end of the initial three-year term of Mr. Butler's agreement, and at the end of each succeeding 12-month period, the agreement will be extended for an additional 12-month period unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement. We will be obligated to pay Mr. Butler his base salary for 12 months if one of the following terminating events occurs:

     -    Mr.  Butler  becomes  permanently  disabled;

     -    Futurus  Bank  abandons  its  organizational  efforts;

     -    Futurus  Bank  terminates  Mr.  Butler's  employment without cause; or

     -    Mr.  Butler  terminates  his  employment  for  cause.

Additionally, upon a change of control of Futurus Financial Services, Mr. Butler will be entitled to severance compensation in an amount equal to 12 months of his base salary if we or our successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

          The agreement also generally provides that, for a period of 18 months following the termination of Mr. Butler's employment, he will not compete with Futurus Bank in the banking business nor solicit our clients nor the associates employed by us. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Butler terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

DIRECTOR  COMPENSATION

          Our payment of director compensation will depend on various factors, including our profitability. When deemed appropriate, we anticipate paying cash director fees of $250 per board of directors meeting attended and $100 per committee meeting attended. Prior to paying director compensation, we will adopt director compensation policies that conform to applicable law.

ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the number and percentage of outstanding shares of common stock we expect to be beneficially owned by our directors, including Mr. Masters as a proposed new director of the Company, and executive officers after the completion of this offering. The addresses of our directors and executive officers are the same as the address of Futurus
Financial Services. The numbers of shares indicated in the table are based on "beneficial ownership" concepts as defined by the Securities and Exchange Commission. Beneficial ownership includes shares that are either owned or may be acquired within 60 days by the principal, a spouse, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal. This table excludes the warrants and options that will or may be granted to each organizer, director or executive officer because these warrants and options will not be exercisable within 60 days.

                                   NUMBER OF   PERCENTAGE
                                     SHARES        OF
NAME OF BENEFICIAL OWNER           SUBSCRIBED     CLASS        NATURE OF BENEFICIAL OWNERSHIP
---------------------------------  ----------  ----------  --------------------------------------
DIRECTORS:
---------------------------------
William M. Butler(1)                   26,045         3.3  25,845 held directly; 200 as custodian
                                                           for minor children
C. Parke Day                           70,000         8.8  70,000 held directly
Nathan E. Hardwick, IV                 81,250        10.2  81,250 held directly
Michael S. Hug                         30,000         3.8  5,000 held directly; 25,000 held
                                                           jointly with spouse
Deborah M. Janicki (2)                 47,293         5.9  47,293 held directly
Gregory A. Janicki (2)                 57,593         7.2  57,593 held directly
Donald S. Shapleigh, Jr.               25,500         3.2  25,500 held directly
Danny L. Tesney                        35,797         4.5  25,555 held directly; 10,242 held
                                                           jointly with spouse
Joel P. Weinbach                       47,207         5.9  47,207 held directly

EXECUTIVE OFFICERS WHO
ARE NOT ALSO DIRECTORS:
---------------------------------
R. Wesley Fuller                        5,200           *  5,100 held directly; 100 as custodian
                                                           for minor children
Suzanne T. Phipps                         250           *  250 held directly


PROPOSED DIRECTOR:
---------------------------------
Johnny W. Masters, Sr.                 50,000         6.2  20,000 held directly; 30,000 held
                                                           jointly with spouse

Directors and Executive Officers
as a Group (12  persons)
                                      476,135        59.5

*    Represents  ownership  of  less  than  1.0%.

(1)  Mr. Butler is also an executive officer of Futurus Financial Services, Inc.
(2) Gregory A. Janicki and Deborah M. Janicki own 57,593 and 47,293 shares of common stock, respectively. As husband and wife, they will also be deemed to be the beneficial owner of each other's shares. Consequently, each will be deemed to beneficially own 104,886 shares.

          Deborah M. Janicki and Gregory A. Janicki, who are husband and wife, are the only directors or executive officers that have a family relationship as close as first cousins.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

          The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions are on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and are on terms no less favorable than could be obtained from an unaffiliated third party and are approved by a majority of the directors, including a majority of the disinterested directors.

ITEM 13. EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  10-KSB

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------------------------
    3.1  Articles of Incorporation, as amended and restated(1)
    3.2  Bylaws(1)
    3.3  Board Resolution Adopting Amendment to Section 7.4 of the Company's Bylaws(1)
    4.1  Specimen Common Stock Certificate(1)
    4.2  See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
   10.1  Lease Agreement by and between Futurus Financial Services, Inc. and Pioneer Real
         Estate Development, Inc. dated March 9, 2000 and entered into on March 14, 2000
         (permanent facility) (1)
   10.2  Lease Agreement by and between Futurus Financial Services, Inc. and Daniel B. Cawart
         d/b/a Alpharetta Square Shopping Center dated February 15, 2000 (temporary facility) (1)
   10.3  Promissory Note dated August 23, 1999 executed by Futurus Financial Services, Inc. and accepted by The Bankers Bank, Atlanta, Georgia, and form of Commercial Guaranty(1)
   10.4  Form of Futurus Financial Services, Inc. Organizers' Warrant Agreement(1)
   10.5  Futurus Financial Services, Inc. 2000 Stock Incentive Plan(1)
   10.6  Project Development and Construction Agreement dated September 28, 1999 and accepted October 2, 1999 by and between Futurus Financial Services, Inc. and KDA
         Financial, Inc. (1)
   10.7  Project Agreement dated November 30, 1999 by and between Futurus Financial Services,
         Inc. and The Compass Group d/b/a Stern Marketing Group(1)
   10.8  Amended and Restated Employment Agreement dated as of August 20, 2000 by and between Futurus Bank, N.A. (In Organization), Futurus Financial Services, Inc. and
         William M. Butler(1)
   10.9  Form of Employment Agreement by and between Futurus Bank, N.A. (In Organization),
         Futurus Financial Services, Inc. and R. Wesley Fuller(1)
  10.10  Form of Employment Agreement by and between Futurus Bank, N.A. (In Organization),
         Futurus Financial Services, Inc. and Suzanne T. Phipps(1)
  10.11  Promissory Note dated February 11, 2000 executed by Futurus Financial Services, Inc.
         and accepted by The Bankers Bank, Atlanta, Georgia, and form of Commercial
         Guaranty(1)
  10.12  Letter of Agreement dated March 14, 2000 by and between Futurus Financial Services,
         Inc. and KDA Financial, Inc. (1)
  10.13  Project Agreement dated March 10, 2000 by and between Futurus Financial Services,
         Inc. and The Compass Group d/b/a Stern Marketing Group(1)
  10.14  Promissory Note dated June 5, 2000 executed by Futurus Financial Services, Inc. and accepted by The Bankers Bank, Atlanta, Georgia, and form of Commercial Guaranty(1)
  10.15  Amended and Restated Form of Escrow Agreement(1)
  10.16  Promissory Note dated September 22, 2000 executed by Futurus Financial Services, Inc.
         and accepted by The Bankers Bank, Atlanta, Georgia, and form of Commercial
         Guaranty(1)

   22.1  List of Subsidiaries of Futurus Financial Services, Inc.
   24.1  Power of Attorney (see signature pages for this Annual Report on Form 10-KSB)
   99.1 2000 Annual Report to Shareholders

_______________
(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, as amended, Registration No. 333-30144.

(b)  Reports  on  Form  8-K  filed  in  the  fourth  quarter  of  2000:  None.

SUPPLEMENTAL  INFORMATION  TO  BE  FURNISHED  WITH  REPORTS  FILED
PURSUANT  TO  SECTION  15(D)  OF  THE  EXCHANGE  ACT  BY  NON-REPORTING ISSUERS.

          The Company's 2000 Annual Report to Shareholders is included as an exhibit to this Annual Report on Form 10-KSB at exhibit 99.1, and is incorporated herein by reference.

                                   SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        By: /s/  William  M.  Butler
                                            ------------------------
                                            William  M.  Butler
                                            President  and  Chief
                                            Executive  Officer


Date:  March  28,  2001

                                POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints William M. Butler and Gregory A. Janicki, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                   DATE
-----------------------------  -----------------------------  --------------


                               President and Chief Executive
/s/  William M. Butler         Officer, Director*             March 28, 2001
-----------------------------
William M. Butler

/s/  C. Parke Day              Secretary, Director            March 28, 2001
-----------------------------
C. Parke Day

/s/  Nathan E. Hardwick, IV    Director                       March 28, 2001
-----------------------------
Nathan E. Hardwick, IV

/s/  Michael S. Hug            Director                       March 28, 2001
-----------------------------
Michael S. Hug

/s/  Deborah M. Janicki        Director                       March 28, 2001
-----------------------------
Deborah M. Janicki

                               Chairman of the Board of
/s/  Gregory A. Janicki        Directors                      March 28, 2001
-----------------------------
Gregory A. Janicki

/s/  Donald S. Shapleigh, Jr.  Director                       March 28, 2001
-----------------------------
Donald S. Shapleigh, Jr.

/s/  Danny L. Tesney           Treasurer, Director            March 28, 2001
-----------------------------
Danny L. Tesney

/s/  Joel P. Weinbach          Director                       March 28, 2001
-----------------------------
Joel P. Weinbach

     *Principal  executive,  financial  and  accounting  officer.

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
22.1     List  of  Subsidiaries  of  Futurus  Financial  Services,  Inc.
24.1     Power  of  Attorney (see signature pages for this Annual Report on Form
         10-KSB)
99.1     2000  Annual  Report  to  Shareholders