Form 10-Q
period 2001-03-31
FUTURUS FINANCIAL SERVICES INC
filed 2001-05-15
CIK 1105936

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                        Futurus Financial Services, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                    6711                       58-2485661
-------------------------    --------------------------     --------------------
(State of Jurisdiction of   (Primary Standard Industrial     (I.R.S. Employer
    Incorporation or         Classification Code Number)    Identification  No.)
      organization)

281 South Main Street, Suite 105A
Alpharetta,  Georgia                                               30004
---------------------------------                        -----------------------
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

                                 YES      NO XX
                                             --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     803,030 shares of common stock, no par value per share were as issued and outstanding as of May 10, 2001.

     Transitional  Small  Business  Disclosure  Format (check one):  YES  NO  XX
                                                                              --

                        FUTURUS FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL  STATEMENTS

          The financial statements of Futurus Financial Services, Inc. (the "Company") are set forth in the following pages.

                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET
                                  (UNAUDITED)

                                 MARCH 31, 2001

                                     Assets
                                     ------

Cash                                                           $    27,729

Restricted Cash                                                  7,976,782

Premises and equipment, net                                        286,541

Deferred offering expenses                                         245,786

Other assets                                                        92,940
                                                               ------------

                                                               $ 8,629,778
                                                               ============


                      Liabilities and Stockholder's Deficit
                      -------------------------------------

Accounts payable and accrued expenses                          $    28,013

Notes payable to organizers                                        220,000

Subscribers' deposits                                            7,976,782

Note payable - line of credit                                    1,439,043
                                                               ------------

      Total liabilities                                          9,663,838

Stockholder's deficit:

  Preferred stock, no par value; 2,000,000 shares authorized;            -
    no shares issued and outstanding

  Common stock, no par value; 10,000,000 shares authorized;             10
    1 share issued and outstanding

  Deficit accumulated during the development stage              (1,034,070)
                                                               ------------

      Total stockholder's deficit                               (1,034,060)
                                                               ------------

                                                               $ 8,629,778
                                                               ============

                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
        AND THE PERIOD FROM AUGUST 12, 1999 (INCEPTION) TO MARCH 31, 2001



                           Three Months      Cumulative
                               Ended          Through
                          March 31, 2001   March 31, 2001
                          ---------------  --------------
Expenses:
    Legal and consulting  $         5,604         212,233

    Officer compensation           96,859         477,790

    Interest                       31,472          94,935

    Other operating                59,383         249,112
                          ---------------  --------------

        Net loss          $       193,318       1,034,070
                          ===============  ==============

                             FUTURUS FINANCIAL SERVICES, INC.
                             (A DEVELOPMENT STAGE CORPORATION)

                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
             AND THE PERIOD FROM AUGUST 12, 1999 (INCEPTION) TO MARCH 31, 2001


                                                           Three Months      Cumulative
                                                              Ended            Through
                                                          March 31, 2001   March 31, 2001
                                                         ----------------  ---------------
Cash flows from operating activities:
  Net loss                                               $      (193,318)      (1,034,070)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation                                                10,042           30,354
      Change in other assets                                     (86,118)         (92,940)
      Change in accounts payable and accrued expenses            (54,816)          28,013
                                                         ----------------  ---------------

        Net cash used by operating activities                   (324,210)      (1,124,101)
                                                         ----------------  ---------------

Cash flows from investing activities:
  Additions to premises and equipment                                  -        ( 316,895)
  Deferred offering expenses                                     (42,309)        (245,786)
                                                         ----------------  ---------------

        Net cash used by investing activities                    (42,309)        (562,681)
                                                         ----------------  ---------------

Cash flows from financing activities:
  Proceeds from line of credit                                   244,783        1,439,043
  Advances from organizers                                       130,000          220,000
  Sale of organization share of common stock                           -               10
                                                         ----------------  ---------------

        Net cash provided by financing activities                374,783        1,659,053
                                                         ----------------  ---------------

Net change in cash and cash equivalents                            8,264           27,729

Cash and cash equivalents at beginning of period                  19,465                -
                                                         ----------------  ---------------

Cash and cash equivalents at end of period               $        27,729           27,729
                                                         ================  ===============


Supplemental cash flow information:
  Cash paid for interest                                 $        24,782           83,643
                                                         ----------------  ---------------

                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

(1)    ORGANIZATION
       ------------
       Futurus Financial Services, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Futurus Bank, N.A. (In Organization) (the "Bank"), which will operate in northern Fulton County in the metropolitan Atlanta, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on October 15, 1999. The Bank received final approval on May 1, 2001 and opened for business on May 2, 2001. Operations through March 31, 2001 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

       The Company has raised $8,030,300 through an offering of its common stock at $10 per share, of which $7,500,000 will be used to capitalize the Bank. The organizers and directors have subscribed for $4,727,020 of the Company's stock.

       In connection with the Company's formation and initial offering, warrants to purchase shares of common stock at $10.00 per share will be issued to the organizers. We intend to issue warrants to the organizers to purchase an aggregate number of shares equal to 22% of the number of shares sold in the offering, up to a maximum of 241,200 shares. We will allocate the aggregate number of shares subject to the warrants to the organizers on a pro rata basis based upon the number of shares each organizer purchases in the offering as it relates to the total number of shares purchased in the offering by all organizers. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the initial offering at the initial offering price of $10.00 per share and expire ten years after the date of grant. The Company also intends to reserve 110,000 shares for the issuance of options under an employee incentive stock option plan.

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

       PROFORMA  NET  LOSS  PER  COMMON  SHARE
       Proforma net loss per common share is calculated by dividing net loss by the number of common shares subscribed (803,030). The proforma net loss per share for the three months ended March 31, 2001 was $.24 with a cumulative net loss per share from inception to March 31, 2001of $1.29.

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

                        FUTURUS FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception on August 12, 1999, the Company's principal activities have been related to its organization, the conducting of its initial public offering, and the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter a bank. The OCC and FDIC granted preliminary approval of the application on February 14, 2000 and April 18, 2000, respectively. Final approval was granted on May 1, 2001 and the Bank opened for business on May 2, 2001.

     At March 31, 2001, the Company had total assets of $8,629,778. These assets consisted principally of restricted cash of $7,976,782, premises and equipment of $286,541, deferred offering expenses of $245,786 and cash of $27,729.

     The Company's liabilities at March 31, 2001 were $9,663,838, consisting of subscribers' deposits of $7,976,782, advances under a line of credit from a bank of $1,439,043, advances from organizers of $220,000 and accounts payable and accrued expenses of $28,013. The Company had a stockholder's deficit of $1,034,070 at March 31, 2001.

     The Company had a net loss of $193,318 for the three months ended March 31, 2001, and $1,034,070 cumulatively from inception through March 31, 2001, or a pro forma net loss of $.24 per share for the three months ended March 31, 2001 and $1.29 per share cumulatively since inception (assuming the subscribed number of shares in the offering 803,030 were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, preparing a Prospectus and filing a Registration Statement with the SEC, selling the common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of the Company, developing prospective business contacts for the Company, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     As of March 31, 2001, $8,030,300 had been raised in the Offering and used to capitalize the Company and to provide working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimated that the Company's deficit when it opened would be approximately $1,160,000. The actual deficit was $1,117,000. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability.

                           PART II.  OTHER INFORMATION


ITEM  1.            LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party.

ITEM  2.            CHANGES  IN  SECURITIES

               (a)  Not  applicable.

               (b)  Not  applicable.

               (c)  Not  applicable.

               (d) As of the period ended March 31,2001 for which this Form 10-QSB relates, no offering proceeds had been received by the Registrant.

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

______________
     * Registrant hereby incorporates by reference to the exhibits of identical index number filed with, and made a part of, Registrant's Registration Statement on Form SB-2, as amended (File No. 333-30144).


     (b)     Reports  on  form  8-K
             None.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FUTURUS  FINANCIAL  SERVICES,  INC.




Date:  May 11, 2001           By:  /s/  William M. Butler
                                 -----------------------------------------------
                                 William  M.  Butler
                                 President, Chief Executive Officer and Director (Principal Executive Officer)




                              By:  /s/  R.  Wesley Fuller
                                 -----------------------------------------------
                                 R.  Wesley  Fuller
                                 Chief  Financial  Officer
                                 (Principal Financial  and  Accounting  Officer)