Form 10QSB
period 2001-06-30
FUTURUS FINANCIAL SERVICES INC
filed 2001-08-14
CIK 1105936

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                        Futurus Financial Services, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                         6711                   58-2485661
   -----------------------    ---------------------------    -----------------
  (State of Jurisdiction of   (Primary Standard Industrial   (I.R.S. Employer
   Incorporation or            Classification Code Number)   Identification No.)
    organization)

   281  South Main Street, Suite 105A
   Alpharetta, Georgia                                             30004
   ----------------------------------                              -----
   (Address of principal executive                               (Zip Code)
    offices)

                                  770-667-7899
                                  ------------
                              ( Telephone Number)


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

                                   YES XX   NO
                                       --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     803,030 shares of common stock, no par value per share, issued and outstanding as of July 31, 2001.

     Transitional Small Business Disclosure Format (check one):   YES     NO  XX
                                                                      --      --

                        FUTURUS FINANCIAL SERVICES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

          The consolidated financial statements of Futurus Financial Services, Inc. ("Futurus") are set forth in the following pages.








     This Form 10-QSB contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.
     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-QSB. Futurus undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents Futurus files from time to time with the Securities and Exchange Commission.

                        FUTURUS FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001
                                   (unaudited)

                                     Assets
                                     ------


Cash                                                           $ 2,116,630

Federal funds sold                                               1,089,000
                                                               ------------

  Cash and cash equivalents                                      3,205,630

Securities available for sale                                    2,466,390

Loans, net                                                       2,782,723

Construction in progress and equipment                             480,389

Other assets                                                       369,372
                                                               ------------

                                                               $ 9,304,504
                                                               ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits:
  Non-interest bearing                                         $ 1,009,552
  Interest bearing                                               1,737,697
                                                               ------------
    Total Deposits                                               2,747,249

Other liabilities                                                   39,631
                                                               ------------
    Total liabilities                                            2,786,880
                                                               ------------


Commitments

Stockholders' equity:

  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                   ---

  Common stock, no par value; 10,000,000 shares authorized;
    803,030 shares issued and outstanding                        7,784,514

  Accumulated deficit                                           (1,275,926)

  Accumulated other comprehensive income                             9,036
                                                               ------------

      Total stockholders' equity                                 6,517,624
                                                               ------------

                                                               $ 9,304,504
                                                               ============

                        FUTURUS FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 (unaudited)


                                                        Three Months   Six Months
                                                           Ended          Ended
                                                          June 30        June 30
                                                       --------------  -----------
Interest income:
  Loans                                                $      10,705       10,705
  Federal funds sold                                          28,928       28,928
  Investment securities                                       15,938       15,938
  Escrowed stock subscriptions                                46,362       46,362
                                                       --------------  -----------

    Total interest income                                    101,933      101,933

Interest expense:
  Deposits                                                     2,694        2,694
  Other borrowings                                             6,611       38,083
                                                       --------------  -----------

    Total interest expense                                     9,305       40,777
                                                       --------------  -----------

  Net interest income                                         92,628       61,156

Provision for loan losses                                     41,000       41,000
                                                       --------------  -----------

  Net interest income after provision for loan losses         51,628       20,156

Other income                                                   3,811        3,811

Other expense:
 Salaries and other personnel expense                        123,315      220,174
 Net occupancy and equipment expense                          62,993      112,628
 Other operating expense                                     110,986      126,339
                                                       --------------  -----------

   Total other expense                                       297,295      459,141
                                                       --------------  -----------

   Net loss                                            $    (241,856)    (435,174)
                                                       ==============  ===========


Net Loss per share                                     $        (.30)        (.54)
                                                       ==============  ===========

                        FUTURUS FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (unaudited)


Cash flows from operating activities:
Net loss                                                    $  (435,174)
    Adjustments to reconcile net loss to net cash used
    by operating activities:
      Provision for loan losses                                  41,000
      Depreciation, amortization and accretion                    8,198
      Change in other assets                                   (362,550)
      Change in other liabilities                               (48,736)
                                                            ------------
        Net cash used by operating activities                  (797,262)
                                                            ------------

Cash flows from investing activities:
  Purchases of investment securities available for sale      (2,451,816)
  Net change in loans                                        (2,823,723)
  Construction in progress and equipment                       (192,004)
  Deferred offering expenses                                    (42,309)
                                                            ------------
        Net cash used by investing activities                (5,509,852)
                                                            ------------

Cash flow from financing activities:
  Net change in deposits                                      2,747,249
  Repayment of borrowings, net                               (1,194,260)
  Proceeds from sale of common stock                          8,030,300
  Redemption of organizational share of stock                       (10)
  Repayment of advances from organizers                         (90,000)
                                                            ------------
        Net cash provided by financing activities             9,493,279
                                                            ------------

Net change in cash and cash equivalents                       3,186,165

Cash and cash equivalents at beginning of period                 19,465
                                                            ------------

Cash and cash equivalents at end of period                  $ 3,205,630
                                                            ============

                        FUTURUS FINANCIAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION
     ------------
     Futurus Financial Services, Inc. (Futurus), a bank holding company, owns 100% of the outstanding stock of Futurus Bank, N.A. (the Bank), a national bank operating in Fulton County, Georgia. During the second quarter of 2001, Futurus raised $7,784,514, net of offering expenses of $245,786 through the sale of 803,030 shares of its no par value common stock at $10.00 per share. On May 2, 2001, Futurus used $7,500,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on October 15, 1999. After receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on May 2, 2001.

     Operations through May 2, 2001 relate primarily to expenditures by the organizers for incorporating and organizing Futurus. Futurus was previously reported on as a development stage corporation.

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results of a full year's operations.

(2)  PROFORMA  NET  LOSS  PER  COMMON  SHARE
     ---------------------------------------
     Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three months ended June 30, 2001 was $.30 and for the six months ended June 30, 2001 was $.54.

(3)  PREFERRED  STOCK
     ----------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of Futurus. Each resolution will include the number of shares issued, preferences, special rights and limitations as determined by the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Futurus was incorporated on August 12, 1999, for the purpose of becoming a bank holding company by acquiring the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") on October 15, 1999. On May 2, 2001, Futurus acquired 100% of the outstanding common stock of the Bank. The Bank commenced operations on May 2, 2001.

Financial  Condition

     At June 30, 2001, Futurus had total assets of $9,304,504. These assets consisted principally of $3,205,630 in cash and cash equivalents, $2,466,390 in securities available for sale, $2,782,723 in loans and $480,389 in construction in progress and equipment.

     Futurus had deposits of $2,747,249 at June 30, 2001, an accumulated deficit of $1,275,926 and total stockholders' equity of $6,517,624.

Results  of  Operations

     Futurus had a net loss of $241,856 for the quarter ended June 30, 2001 and $435,174 for the six months ended June 30, 2001. The company incurred a net loss per share of $.30 for the quarter ended June 30, 2001 and $.54 for the six months ended June 30, 2001. The loss for the six months ended June 30, 2001 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling Futurus's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of Futurus; developing prospective business contacts; and taking other actions necessary to open the Bank. Because Futurus was in the organization stage and the Bank did not begin its operations until May 2, 2001, it had limited operations from which to generate revenues.

Liquidity  and  Capital  resources

     Futurus raised $7,784,514, net of offering expenses of $245,786 in its initial public offering. The Company used these funds to purchase 100% of the shares of the Bank for $7,500,000 and for working capital. Futurus believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that Futurus will achieve any particular level of profitability.

Net cash used in operating activities totaled $797,262 for the six months ended June 30, 2001 consisting mainly of a net loss of $435,174 and an increase in other assets of $362,550. Net cash used by investing activities was $5,509,852 for the six months ended June 30, 2001. Investing activities included the purchase of investments and an increase in loans outstanding. Net cash provided by financing activities totaled $9,493,279 for the six months ended June 30, 2001. Financing activities included proceeds from the sale of common stock and an increase in deposits, partially offset by repayment of debt.

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which Futurus is a party or of which any of their property is the subject.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)  Not  applicable
     (b)  Not  applicable
     (c)  Not  applicable
     (d) Registrant's Registration Statement on Form SB-2, as amended (File No. 333-30144), which registered the shares sold in the Registrant's initial public offering, was declared effective on February 2, 2001. On May 1, 2001, Registrant received $7,784,514 of net proceeds from the sale of 803,030 shares of its common stock in connection with its initial public offering. Since receipt of the offering proceeds, the Registrant has used $7,500,000 in the purchase of 100% of the capital stock of Futurus Bank, N.A. The remainder of the net proceeds were used to repay borrowings from the Registrant's line of credit and for other working capital purposes.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no matters submitted to security holders for a vote during the three months ended June 30, 2001.

ITEM 5.   OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

     (b)  Reports  on  Form  8-K
          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURUS FINANCIAL SERVICES, INC.



                                          By: /S/  William  M.  Butler
                                              ----------------------------------
                                              William  M.  Butler
                                              President, Chief Executive Officer
                                              and Director



                                          By: /S/  R.  Wesley  Fuller
                                              ----------------------------------
                                               R.  Wesley  Fuller
                                               Chief  Financial  Officer