Form 10QSB
period 2001-09-30
FUTURUS FINANCIAL SERVICES INC
filed 2001-11-14
CIK 1105936

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                        Futurus Financial Services, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                          6711                  58-2485661
-----------------------------  ----------------------------  -------------------
(State of Jurisdiction of      (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)

281  South  Main  Street,  Suite  105A
Alpharetta,  Georgia                                               30004
----------------------------------------                        -----------
(Address of principal executive offices)                        (Zip  Code)


                                   770-667-7899
                               -------------------
                               ( Telephone Number)


                                 Not Applicable
                                 --------------
                          ( Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether  the  issurer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX   NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 803,030 shares of common stock, no par value per share, issued and outstanding as of November 9, 2001.

     Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                                     --     --


                                      FUTURUS FINANCIAL SERVICES, INC.

                                                    INDEX

                                                                                         Page  No.
                                                                                         ---------
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheet (unaudited) at September 30, 2001              3

                   Consolidated Statements of Operations (unaudited) for the Three Months
                   and the Nine Months Ended September 30, 2001 and 2000                     4

                   Consolidated Statement of Comprehensive Income (unaudited) for the Nine
                   Months Ended September 30, 2001                                           5

                   Consolidated Statement of Cash Flows (unaudited) for the Nine Months
                   Ended September 30, 2001                                                  6

                   Notes to Consolidated Financial Statements (unaudited)                    7

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                     8

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                         9

          Item 2.  Changes in Securities                                                     9

          Item 3.  Defaults Upon Senior Securities                                           9

          Item 4.  Submission of Matters to a Vote of Security Holders                       9

          Item 5.  Other Information                                                         9

          Item 6.  Exhibits and Reports on Form 8-K                                          9



This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

                        FUTURUS FINANCIAL SERVICES, INC.
                         PART I.  FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS
The consolidated financial statements of Futurus Financial Services, Inc. ("Futurus") are set forth in the following pages.


                            FUTURUS FINANCIAL SERVICES, INC.

                               CONSOLIDATED BALANCE SHEET
                                      (UNAUDITED)

                                  SEPTEMBER 30, 2001

                                        Assets
                                        ------

Cash                                                           $   677,363
Federal funds sold                                               3,647,000
                                                               ------------

  Cash and cash equivalents                                      4,324,363

Securities available-for-sale                                    2,489,638
Other investments                                                  225,000
Loans, net                                                       2,926,832
Land, construction and equipment                                   895,571
Other assets                                                       192,382
                                                               ------------

                                                               $11,053,786
                                                               ============


                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits:
  Non-interest bearing                                         $   532,314
  Interest bearing                                               3,686,413
                                                               ------------
    Total  deposits                                              4,218,727

Repurchase agreements                                              425,570
Other liabilities                                                   31,627
                                                               ------------

    Total liabilities                                            4,675,924
                                                               ------------

Commitments

Stockholders' equity:

  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                     -
  Common stock, no par value; 10,000,000 shares authorized;
    803,030 shares issued and outstanding                        7,784,514
  Accumulated deficit                                           (1,430,901)
  Accumulated other comprehensive income                            24,249
                                                               ------------

      Total stockholders' equity                                 6,377,862
                                                               ------------

                                                               $11,053,786
                                                               ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.


                            FUTURUS  FINANCIAL  SERVICES,  INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001



                                                               Three Months   Nine Months
                                                                   Ended         Ended
                                                               September 30   September 30
                                                               -------------  ------------
Interest income:
  Loans                                                        $      65,825        76,530
  Federal funds sold                                                  24,015        52,943
  Investment securities                                               35,977        51,915
  Escrowed stock subscriptions                                             -        46,362
                                                               -------------  ------------

    Total interest income                                            125,817       227,750
                                                               -------------  ------------

Interest expense:
  Deposits                                                            22,995        25,689
  Other borrowings                                                         -        38,083
                                                               -------------  ------------

    Total interest expense                                            22,995        63,772
                                                               -------------  ------------

  Net interest income                                                102,822       163,978
                                                               -------------  ------------

Provision for loan losses                                              4,000        45,000
                                                               -------------  ------------

  Net interest income after provision for loan losses                 98,822       118,978
                                                               -------------  ------------

Other income                                                               -         2,541
                                                               -------------  ------------

Other expense:
  Salaries and other personnel expense                               122,485       342,659
  Net occupancy and equipment expense                                 63,536       176,164
  Other operating expense                                             65,236       192,845
                                                               -------------  ------------

  Total other expense                                                251,257       711,668
                                                               -------------  ------------

  Net loss                                                     $     154,975       590,149
                                                               =============  ============


Net loss per common share based on 803,030 shares outstanding            .19           .74
                                                               =============  ============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.



                        FUTURUS FINANCIAL SERVICES, INC.

                 CONSOLIDATED  STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


Net loss                                                              $(590,149)

Other comprehensive income consisting of unrealized gains
 on investment securities available-for-sale, net of tax of $14,862      29,249
                                                                      ----------

Comprehensive income (loss)                                           $(560,900)
                                                                      ==========

See  accompanying  notes  to  unaudited  consolidated  financial  statements.


                        FUTURUS FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001




Cash flows from operating activities:
  Net loss                                               $   (590,149)
    Adjustments to reconcile net loss to net cash used
         by operating activities:
      Provision for loan losses                                45,000
      Depreciation, amortization and accretion                 22,630
      Change in other                                         155,330
                                                         -------------

        Net cash used by operating activities                (367,189)
                                                         -------------

Cash flows from investing activities:
  Purchases of investment securities available for sale    (2,450,527)
  Purchases of other investments                             (225,000)
  Net change in loans                                      (2,971,832)
  Purchases of premises and equipment                        (621,618)
                                                         -------------

        Net cash used by investing activities              (6,268,977)
                                                         -------------

Cash flow from financing activities:
  Net change in deposits                                    4,218,727
  Net change in repurchase agreements                         425,570
  Repayment of notes payable to organizers                    (90,000)
  Repayment of note payable to bank                        (1,194,260)
  Redemption of organizational share of stock                     (10)
  Proceeds from sale of common stock                        7,581,037
                                                         -------------

        Net cash provided by financing activities          10,941,064
                                                         -------------

Net change in cash and cash equivalents                     4,304,898

Cash and cash equivalents at beginning of period               19,465
                                                         -------------

Cash and cash equivalents at end of period               $  4,324,363
                                                         =============


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                        FUTURUS FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION
     ------------
     Futurus Financial Services, Inc. (Futurus), a bank holding company, owns 100% of the outstanding stock of Futurus Bank, N.A. (the Bank), a national bank operating in Fulton County, Georgia. During the second quarter of 2001, Futurus raised $7,784,514, net of offering expenses of $245,786, through the sale of 803,030 shares of its no par value common stock at $10.00 per share. On May 2, 2001, Futurus used $7,500,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to organize the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on October 15, 1999. After receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on May 2, 2001.

     Operations through May 2, 2001 relate primarily to expenditures by the organizers for incorporating and organizing Futurus. Futurus was previously reported as a development stage corporation.

     In connection with Futurus's formation and initial offering, Futurus issued warrants to purchase its common stock to the organizers. The warrants allow the organizers to purchase approximately 241,000 shares of common stock at the initial offering price of $10 per share. The warrants are exercisable for a term beginning on the first anniversary of the date Futurus first issued its common stock, and ending on the tenth anniversary of that date or 90 days after the warrant holder ceases to be a director of Futurus, whichever is earlier. The warrants vest at the rate of one-third (1/3) per year beginning on the first anniversary of the date Futurus first issued its common stock. Futurus has also reserved shares of its common stock for the issuance of options under an employee incentive stock option plan.

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results of a full year's operations.

(2)  PROFORMA  NET  LOSS  PER  COMMON  SHARE
     ---------------------------------------
     Proforma net loss per common share is calculated by dividing net loss by the actual number of common shares sold in the initial public offering, which are considered outstanding for the entire period, as prescribed in Staff Accounting Bulletin Topic 1:B. The proforma net loss per share for the three months ended September 30, 2001 was $.19, with a net loss per share for the nine months ended September 30, 2001 of $.74.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Futurus was incorporated on August 12, 1999, for the purpose of becoming a bank holding company by acquiring the outstanding common stock of the Bank. The organizers of the Bank filed a joint application to charter the Bank and for federal deposit insurance with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation on October 15, 1999. On May 2, 2001, Futurus acquired 100% of the outstanding common stock of the Bank. The Bank commenced operations on May 2, 2001.

FINANCIAL  CONDITION

     At September 30, 2001, Futurus had total assets of $11,054,000. These assets consisted principally of $4,324,000 in cash and cash equivalents, $2,490,000 in securities available-for-sale, $2,927,000 in loans and approximately $896,000 in land and equipment.

     Futurus had deposits of $4,219,000 at September 30, 2001, an accumulated deficit of $1,431,000 and total stockholders' equity of $6,378,000.

RESULTS  OF  OPERATIONS

     Futurus had a net loss of $155,000 for the quarter ended September 30, 2001 and $590,000 for the nine months ended September 30, 2001. It had a net loss per share of $.19 for the quarter ended September 30, 2001 and $.74 for the nine months ended September 30, 2001 (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). As the Bank opened for business on May 2, 2001, the loss for the first four months during the period ended September 30, 2001 resulted primarily from expenses incurred in connection with activities related to the organization of the Bank. These activities included preparing and filing an application to charter the Bank and for federal deposit insurance; responding to questions and providing additional information to the regulators in connection with the application process; preparing and filing a registration statement with the Securities and Exchange Commission; selling Futurus's common stock; holding meetings among various organizers regarding the application and registration statement, target markets and capitalization issues; hiring qualified personnel to work for the Bank; conducting public relations activities on behalf of Futurus; developing prospective business contacts; and taking other actions necessary to open the Bank.

     Net interest income was $103,000 for the quarter ended September 30, 2001 and $164,000 for the nine months ended September 30, 2001. Futurus recognized provisions for possible loan losses of $4,000 and $45,000 for the quarter and nine months ended September 30, 2001, respectively. Other expenses consist of salaries and benefits, occupancy and other operating expenses. These expenses totaled $251,000 and $752,000 for the quarter and nine months ended September 30, 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company raised $7,784,514, net of offering expenses of $245,786 in its initial public offering. The Company used these funds to purchase 100% of the shares of the Bank for $7,500,000 and for working capital. Management believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

     Net cash used in operating activities totaled $367,000 for the nine months ended September 30, 2001 consisting mainly of a net loss of $590,000. Net cash used by investing activities was $6,269,000 for the nine months ended September 30, 2001. Investing activities included the purchase of investment securities, and an increase in loans outstanding. Net cash provided by financing activities totaled $10,941,000 for the nine months ended September 30, 2001. Financing activities included proceeds from the sale of common stock and an increase in deposits, partially offset by repayment of debt.

                           PART II.  OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which Futurus is a party or of which any of their property is the subject.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)     Not  applicable
     (b)     Not  applicable
     (c)     Not  applicable
     (d)     Not  applicable

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     Not  applicable

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to security holders for a vote during the quarter ended September 30, 2001.

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits
             None

     (b)     Reports  on  Form  8-K
             None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  FUTURUS  FINANCIAL  SERVICES,  INC.




                                  By:  /s/  William M. Butler
                                       --------------------------------------
                                       William  M.  Butler
                                       President,  Chief  Executive  Officer,
                                       Chief  Financial  and  Accounting
                                       Officer  and  Director